Form 10QSB
period 2001-01-31
BLUE CAPITAL ASSOCIATES INC
filed 2001-03-22
CIK 1114835

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                 THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM

      _________________________________TO _________________________________
                             COMMISSION FILE NUMBER


                          BLUE CAPITAL ASSOCIATES, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                        13-4116850
-------------------------------                    -----------------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


                50 BROADWAY, SUITE 2300, NEW YORK, N.Y.     10004
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

Yes [X]  No [ ]


         At January 31, 2001, there were issued and outstanding 4,000,000 shares of Common Stock.


         Transitional Small Business Disclosure Format (check one):
 Yes [ ] No [X]

                          BLUE CAPITAL ASSOCIATES, INC.
                          (A Development Stage Company)




                                                                                                  PAGE
                                                                                                  ----
Part I - Financial Information


Item 1.       Financial Statements

              Condensed Balance Sheets
              January 31, 2001 (Unaudited) and April 30, 2000                                      2

              Condensed Statements of Operations
              Three and Nine Months Ended January 31, 2001 and Period from April 11, 2000
              (Date of Inception) to January 31, 2001 (Unaudited)                                  3

              Condensed Statements of Changes in Stockholders' Equity (Deficiency)
              Nine Months Ended January 31, 2001 and Period from April 11, 2000
              (Date of Inception) to January 31, 2001 (Unaudited)                                  4


              Condensed Statements of Cash Flows
              Nine Months Ended January 31, 2001 and Period from April 11, 2000
              (Date of Inception) to January 31, 2001 (Unaudited)                                  5

              Notes to Condensed Financial Statements                                              6-8

Item 2.       Management's Discussion and Analysis or Plan of Operation                            9-11


Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                     12

              Signatures                                                                           13

                          BLUE CAPITAL ASSOCIATES, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                       JANUARY 31, 2001 AND APRIL 30, 2000



                                                             January        April
                                ASSETS                       31, 2001     30, 2000
                                ------                      -----------   --------
                                                            (Unaudited)    (Note 2)
Current assets - cash                                         $    400    $    400
                                                              ========    ========


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
          -------------------------------------------------


Liabilities - accounts payable                                $  2,164    $     --
                                                              --------    --------


Stockholders' equity (deficiency):
    Preferred stock, $.0001 par value; 20,000,000 shares
       authorized; none issued                                      --          --
    Common stock, $.0001 par value; 100,000,000 shares
       authorized; 4,000,000 issued and outstanding                400         400
    Additional paid-in capital                                  51,940
    Deficit accumulated during the development stage           (54,104)
                                                              --------    --------

          Total stockholders' equity (deficiency)               (1,764)        400
                                                              --------    --------

          Totals                                              $    400    $    400
                                                              ========    ========





                  See Notes to Condensed Financial Statements.

                          BLUE CAPITAL ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
          THREE AND NINE MONTHS ENDED JANUARY 31, 2001 AND PERIOD FROM
             APRIL 11, 2000 (DATE OF INCEPTION) TO JANUARY 31, 2001
                                   (Unaudited)



                                                                                   Period
                                                     Three            Nine          from
                                                     Months          Months       April 11,
                                                     Ended           Ended        2000 to
                                                    January         January       January
                                                    31, 2001        31, 2001      31, 2001
                                                   -----------    -----------    -----------
Revenues                                           $        --    $        --    $        --

General and administrative expenses                      1,068         54,104         54,104
                                                   -----------    -----------    -----------

Net loss                                           $    (1,068)   $   (54,104)   $   (54,104)
                                                   ===========    ===========    ===========


Basic net loss per common share                    $        --    $      (.01)
                                                   ===========    ===========


Basic weighted average common shares outstanding     4,000,000      4,000,000
                                                   ===========    ===========


                  See Notes to Condensed Financial Statements.

                          BLUE CAPITAL ASSOCIATES, INC.
                          (A Development Stage Company)

      CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
        NINE MONTHS ENDED JANUARY 31, 2001 AND PERIOD FROM APRIL 11, 2000
                     (DATE OF INCEPTION) TO JANUARY 31, 2001
                                   (Unaudited)


                                                                                                        Deficit
                                                                                                      Accumulated
                                        Preferred Stock             Common Stock         Additional   During the
                                   ------------------------    -----------------------    Paid-in      Develop-
                                     Shares        Amount        Shares       Amount      Capital     ment Stage      Total
                                   ----------    ----------    ----------   ----------   ----------   ----------    ----------
Balance, April 11, 2000 (date of
    inception)                             --    $       --            --   $       --   $       --   $       --    $       --

Proceeds from issuance of
    common stock                                                4,000,000          400                                     400
                                   ----------    ----------    ----------   ----------   ----------   ----------    ----------

Balance, April 30, 2000                    --            --     4,000,000          400           --           --           400

Capital contribution                                                                         51,940                     51,940

Net loss                                                                                                 (54,104)      (54,104)
                                   ----------    ----------    ----------   ----------   ----------   ----------    ----------

Balance, January 31, 2001                  --    $       --     4,000,000   $      400   $   51,940   $  (54,104)   $   (1,764)
                                   ==========    ==========    ==========   ==========   ==========   ==========    ==========




                  See Notes to Condensed Financial Statements.

                          BLUE CAPITAL ASSOCIATES, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
   NINE MONTHS ENDED JANUARY 31, 2001 AND PERIOD FROM APRIL 11, 2000 (DATE OF
                         INCEPTION) TO JANUARY 31, 2001
                                   (Unaudited)



                                                                          Period
                                                             Nine          from
                                                            Months        April 11,
                                                             Ended        2000 to
                                                            January       January
                                                            31, 2001      31, 2001
                                                            --------      --------
Operating activities:
     Net loss                                               $(54,104)     $(54,104)
     Expenses paid by stockholder                             51,940        51,940
     Accounts payable                                          2,164         2,164
                                                            --------      --------
        Net cash provided by operating activities                 --            --


Financing activities - proceeds from sale of common stock                      400
                                                            --------      --------

Net increase in cash                                              --           400

Cash, beginning of period                                        400            --
                                                            --------      --------



Cash, end of period                                         $    400      $    400
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

                The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. The Company relies exclusively on its stockholders for liquidity and will only be able to continue as a going concern with the financial support of its stockholders. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

                          BLUE CAPITAL ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2 - Unaudited interim financial statements:
                The Company had not conducted any commercial operations through January 31, 2001 and, accordingly, it was in the development stage as of that date. Management does not expect the Company to generate any revenues until such time that an acquisition of an operating company is consummated, if ever.

                In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of January 31, 2001, and its results of operations for the three and nine months ended January 31, 2001 and the related cumulative amounts for the period from April 11, 2000 (date of inception) to January 31, 2001 and the changes in stockholders' equity (deficiency) and cash flows for the nine months ended January 31, 2001 and the related cumulative amounts for the period from April 11, 2000 (date of inception) to January 31, 2001. Information included in the condensed balance sheet as of April 30, 2000 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of April 30, 2000 and for the period from April 11, 2000 (date of inception) to April 30, 2000, (the "Audited Financial Statements") included in the Company's Registration on Form 10-SB (the "Form 10-SB") for the period ended April 30, 2000 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the Form 10-SB.

Note 3 - Net earnings (loss) per share:
                The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Diluted per share amounts have not been presented in the accompanying unaudited condensed statements of operations because the Company did not have any potentially dilutive common shares outstanding during the three and nine months ended January 31, 2001 and the period from April 11, 2000 (date of inception) through January 31, 2001.

                          BLUE CAPITAL ASSOCIATES, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4 - Related party transactions:
                The Company has entered into an agreement with Capital Advisory Partners, LLC ("CAP") pursuant to which CAP will supervise the search for potential target companies for a business combination. CAP owns 800,000 shares of the Company's common stock. The agreement will continue until such time that the Company has consummated a business combination. CAP has agreed to pay all expenses of the Company without repayment until such time that a business combination is consummated, if ever. In the three and nine months ended January 31, 2001, CAP incurred expenses on behalf of the Company totaling $1,068 and $54,104, respectively (it did not incur any such expenses prior to that period) and, accordingly, the Company recorded a charge to operations and a contribution to capital in that amount, when CAP paid these expenses.

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

                CAP anticipates that it may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who may be contacted or solicited. As of January 31, 2001, CAP had not made any solicitations and did not anticipate that it would do so. CAP expects to rely on consultants in the business and financial communities for referrals of potential target companies.

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

RESULTS OF OPERATIONS

         During the nine and three months ended January 31, 2001, the Company incurred a net loss of $54,104 and $1,068 respectively. This was due to general and administrative expenses, including professional fees, incurred by the Company in connection with its formation, the filing of a registration statement on Form 10-SB and its Securities Exchange Act of 1934 (the Exchange Act")

Filings. The Company paid no rent or salaries and had no other operations during the aforementioned periods or since inception.

LIQUIDITY and CAPITAL RESOURCES

         The Company had $400 cash on hand at the end of the quarter and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, the Company has accumulated a deficit (net loss) of $54,104.

         The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. The Company's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Exchange Act, which should not exceed $10,000 in the next twelve months. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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


                                     PART II
                                OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS

                  None.

ITEM 2 - CHANGES IN SECURITIES

                  None.

ITEM 3 - DEFAULT IN SENIOR SECURITIES

                  None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5 - OTHER INFORMATION

                  None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         BLUE CAPITAL ASSOCIATES, INC.


         By: /s/ Patricia Meding
            ------------------------------
                 Patricia Meding
                 President

         Date:   March 21, 2001


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.


     Signature                  Position                   Date   March 21, 2001

By:                             President and Director
     /s/ Patricia Meding
     -------------------
     Patricia Meding